Form 10-Q
period 2021-03-31
FinTech Evolution Acquisition Group
filed 2021-07-15
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40137

FINTECH EVOLUTION ACQUISITION GROUP

(Exact Name of Registrant as Specified in Its Charter)

Cayman	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 11th Floor

New York, NY 10105

(Address of principal executive offices)

(650) 739-6741

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Ordinary Share and one-third of one redeemable warrant	FTEV.U	The New York Stock Exchange
Class A Ordinary Shares, par value $0.0001	FTEV	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of one Class A Ordinary Share for $11.50 per share	FTEV WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of July 15, 2021, there were 27,410,158 Class A ordinary shares, par value $0.0001 per share, and 6,852,539 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FINTECH EVOLUTION ACQUISITION GROUP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$978,138	$—
Prepaid expenses	548,350	—
Total Current Assets	1,526,488	—

Deferred offering costs	—	59,856
Marketable securities held in Trust Account	274,130,507	—
TOTAL ASSETS	$275,656,995	$59,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,396	$—
Accrued offering costs	35,900	5,000
Promissory note – related party	—	37,500
Total Current Liabilities	68,296	42,500

Deferred underwriting fee payable	9,593,555	—
Warrant liability	13,493,564	—
Total Liabilities	23,155,415	42,500

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 24,747,546 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	247,501,577	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,662,612 and no shares issued and outstanding (excluding 24,747,546 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	266	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 and 6,900,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	685	690
Additional paid-in capital	3,968,748	24,310
Retained earnings (Accumulated deficit)	1,030,304	(7,644)
Total Shareholders’ Equity	5,000,003	17,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$275,656,995	$59,856

(1)	On March 1, 2021, the Company effected a share dividend of 0.2 shares for each Class B ordinary share outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 10, 2021, 47,461 Founder Shares were forfeited and 852,539 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,852,539 Founder Shares outstanding at March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$88,134
Loss from operations	(88,134)

Other income:
Interest income - bank	11
Interest earned on marketable securities held in Trust Account	8,015
Change in fair value of warrant liability	1,645,089
Transaction costs incurred in connection with warrant liabilities	(547,945)
Unrealized gain on marketable securities held in Trust Account	20,912
Other income, net	1,126,082

Net income	$1,037,948

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	24,591,568

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares (1)	7,101,339

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.14

(1)	On March 1, 2021, the Company effected a share dividend of 0.2 shares for each Class B ordinary share outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 10, 2021, 47,461 Founder Shares were forfeited and 852,539 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,852,539 Founder Shares outstanding at March 31, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(7,644)	$17,356

Sale of 27,410,158 Units, net of underwriting discounts and offering expenses	27,410,158	2,741	—	—	249,597,968	—	249,600,709

Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	—	—	(47,461)	(5)	5	—	—

Ordinary shares subject to possible redemption	(24,747,546)	(2,475)	—	—	(247,499,102)	—	(247,501,577)

Net income	—	—	—	—	—	1,037,948	1,037,948

Balance — March 31, 2021	2,662,612	$266	6,852,539	$685	$3,968,748	$1,030,304	$5,000,003

(1)	On March 1, 2021, the Company effected a share dividend of 0.2 shares for each Class B ordinary share outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 10, 2021, 47,461 Founder Shares were forfeited and 852,539 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,852,539 Founder Shares outstanding at March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,037,948
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,015)
Change in fair value of warrant liability	(1,645,089)
Transaction costs incurred in connection with warrant liabilities	547,945
Unrealized gain on marketable securities held in Trust Account	(20,912)
Changes in operating assets and liabilities:
Prepaid expenses	(548,350)
Accounts payable and accrued expenses	32,396
Net cash used in operating activities	(604,077)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(274,101,580)
Net cash used in investing activities	(274,101,580)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	268,619,548
Proceeds from sale of Private Placement Warrants	7,482,032
Proceeds from promissory note – related party	147,768
Repayment of promissory note – related party	(185,268)
Payment of offering costs	(380,285)
Net cash provided by financing activities	275,683,795

Net Change in Cash	978,138
Cash – Beginning of period	—
Cash – End of period	$978,138

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$35,900
Initial classification of Class A ordinary shares subject to possible redemption	$247,501,577
Deferred underwriting fee payable	$9,593,555
Forfeiture of Founder Shares	$(5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organizational and General

FinTech Evolution Acquisition Group (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 15, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Financing

The registration statement for the Company’s Initial Public Offering became effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares), at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,533,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Fintech Evolution Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,800,000, which is described in Note 4.

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 3,410,158 Units issued for an aggregate amount of $34,101,580. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 454,688 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $682,032.

Transaction costs amounted to $15,546,628, consisting of $5,482,032 of underwriting fees, $9,593,555 of deferred underwriting fees and $471,041 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering on March 4, 2021 and the underwriters partial exercise of their over-allotment option on March 10, 2021, an amount of $274,101,580 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Initial Business Combination

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks shareholder approval in connection with a Business Combination, it will complete the Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon the consummation of a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (ii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $978,138 in its operating bank accounts and working capital of $1,458,192.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid with the proceeds from the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 4, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,998,683 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $547,945 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Black Scholes approach (see Note 9).

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 4, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,124,741 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,237
Unrealized gain on marketable securities held in Trust Account	18,881
Net income attributable	$26,118
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,591,568
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net Income	$1,037,948
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(26,118)
Non-Redeemable Net Income	$1,011,830
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	7,101,339
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.14

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of March 4, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of March 8, 2021 (audited)
Total Liabilities	$8,696,900	$15,138,653	23,835,553
Class A Common Stock Subject to Possible Redemption	228,146,310	(15,138,653)	213,007,657
Class A Common Stock	119	151	270
Additional Paid-in Capital	5,006,840	547,794	5,554,634
Accumulated Deficit	(7,644)	(547,945)	(555,589)

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,410,158 Units, inclusive of 3,410,158 Units sold to the underwriters on March 10, 2021 upon the underwriter’s election to partially exercise their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,533,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,800,000 from the Company in a private placement. The Sponsor has agreed to purchase up to an additional 480,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $720,000 in the aggregate, if the over-allotment option is exercised in full or in part by the underwriters. On March 10, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 454,688 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $682,032. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). As a result of the underwriters’ election to partially exercise their over-allotment option on March 10, 2021, a total of 852,540 Founder Shares are no longer subject to forfeiture and 47,461 Founder Shares were forfeited.

The Sponsor has agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

●	50% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after a Business Combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property;

●	25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination; and

●	25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $15.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was $0 and $37,500, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2021 and December 31, 2020, there are no amount outstanding under the working capital loans.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In addition, if the Sponsor affiliates acquire Units in the Initial Public Offering, they would become affiliates (as defined in the Securities Act) of the Company following the Initial Public Offering, and the Company would file a registration statement following the Initial Public Offering to register the resale of the Units (including the Class A ordinary shares and warrants included in the Units) purchased by the Sponsor affiliates (or their nominees) in the Initial Public Offering. The Sponsor affiliates will not be subject to any lock-up period with respect to any Units they may purchase. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 10, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 3,410,158 Units and the forfeited their option to purchase an additional 189,842 Units.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,593,555 in the aggregate after giving effect to the underwriters’ election to partially exercise their over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 2,662,612 Class A ordinary shares issued or outstanding, excluding 24,747,546 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,852,539 and 6,900,000, respectively, Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Founder Shares will automatically convert into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

NOTE 9. WARRANT LIABILITY

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following the Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective prior to the expiration of the warrants, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	upon not less than of 30 days’ prior written notice of redemption to each warrant holder; and

●	at a price of $0.01 per warrant, if, and only if, the reported last sale price of the Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders; and

●	at a price of $0.10 per warrant, if, and only if, the last sale price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$274,130,507

Liabilities:
Warrant liability – Public Warrants	3	$8,405,782
Warrant liability – Private Placement Warrants	3	5,087,782

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The key inputs into the Modified Black Scholes model for the Warrants were as follows:

	March 4, 2021 (Initial Measurement)		March 31, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$10.00	$9.65	$9.56
Risk-free rate	0.86%	1.27%	1.38%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Volatility	18.0%	18.0%	17.0%
Years to expiration	5.00	5.00	5.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	5,636,465	9,502,188	15,138,653
Change in valuation inputs or other assumptions	(548,683)	(1,096,406)	(1,645,089)
Fair value as of March 31, 2021	$5,087,782	$8,405,782	$13,493,564

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was approximately $8.4 million.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in Note 2A, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FINTECH EVOLUTION ACQUISITION GROUP. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Fintech Evolution Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 15, 2020 formed purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were related to formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $1,037,948, which consists of the change in fair value of warrant liability of $1,645,089, bank interest income of $11, interest earned and unrealized gain on marketable securities held in our Trust Account of $8,015 and $20,912, respectively, offset by operating costs of $88,134 and transaction costs incurred in connection with warrant liabilities of $547,945.

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 24,000,000 Units, at $10.00 per Unit, generating gross proceeds of $240,000,00. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,533,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,800,000.

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 3,410,158 Units issued for an aggregate amount of $34,101,580. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 454,688 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $682,032.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Units, a total of $274,101,580 was deposited into the Trust Account. We incurred $15,546,628 in Initial Public Offering related costs, including $5,482,032 of underwriting fees, $9,593,555 of deferred underwriting fees, and $471,041 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $604,077. Net income of $1,037,948 was affected by interest earned and unrealized gains on marketable securities held in the Trust Account of $8,015 and $20,912, respectively, the change in fair value of warrant liability of $1,645,089, transaction costs incurred in connection with warrant liabilities of $547,945, and bank interest income of $11. Changes in operating assets and liabilities used $515,954 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $274,130,507 (including approximately $28,927 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash held outside the Trust Account of $978,138. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,593,555 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income per ordinary share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This matter was brought to our attention when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “Staff Statement”). The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the Initial Public Offering, as described above. Although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. In addition, the following risk factors could also have such an effect.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the Staff Statement focused on certain terms and provisions similar to those contained in the warrant agreement governing our warrants. As a result of the Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined that the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value from period to period to be reported in earnings on our statement of operations.

We have recorded our warrant liability at fair value as of the issuance of the warrants, as determined by us based upon a valuation report obtained from a third-party valuation firm. This warrant liability is subject to adjustment for changes in fair value during subsequent reporting periods, with each such change being reported as a non-cash gain or loss in our relevant statement of operations. The impact of such changes in fair value on our earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the Staff Statement, after consultation with our management, our audit committee identified, in light of the Staff Statement, a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 24,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $240,000,000. UBS Investment Bank acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252969). The Securities and Exchange Commission declared the registration statements effective on March 1, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and UBS Investment Bank consummated the private placement of an aggregate of 4,533,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,800,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in the sale of an additional 3,410,158 Unites for gross proceeds of $34,101,580. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 454,688 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $682,032. A total of $34,101,580 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $274,101,580 was placed in the Trust Account.

We paid a total of $5,482,032 in underwriting discounts and commissions and $471,041 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 1, 2021, by and between the Company and UBS Securities LLC
3.1	Amended and Restated Memorandum and Articles of Association.
4.4	Warrant Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant.
10.1	Letter Agreement, dated March 1, 2021, among the Registrant, its officers and directors and Fintech Evolution Sponsor LLC.
10.2	Investment Management Trust Agreement, dated March 1, 2021, between Continental Stock Transfer & Trust Company and the Registrant.
10.3	Registration Rights Agreement, dated March 1, 2021, between the Registrant and certain security holders.
10.4	Private Placement Warrants Purchase Agreement, dated March 1, 2021, between the Registrant and Fintech Evolution Sponsor LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH EVOLUTION ACQUISITION GROUP

Date: July 15, 2021	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: July 15, 2021	By:	/s/ Michael Latham
	Name:	Michael Latham
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)