Form 10-Q
period 2021-06-30
FinTech Evolution Acquisition Group
filed 2021-08-13
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 27,410,158 Class A ordinary shares, par value $0.0001 per share, and 6,852,539 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FINTECH EVOLUTION ACQUISITION GROUP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$898,941	$—
Prepaid expenses	477,100	—
Total Current Assets	1,376,041	—

Deferred offering costs	—	59,856
Marketable securities held in Trust Account	274,128,846	—
TOTAL ASSETS	$275,504,887	$59,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299,817	$—
Accrued offering costs	5,000	5,000
Promissory note – related party	—	37,500
Total Current Liabilities	304,817	42,500

Deferred underwriting fee payable	9,593,555	—
Warrant liability	14,679,530	—
Total Liabilities	24,577,902	42,500

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 24,590,252 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	245,926,983	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,819,906 and no shares issued and outstanding (excluding 24,590,252 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	282	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 and 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	685	690
Additional paid-in capital	5,543,326	24,310
Accumulated deficit	(544,291)	(7,644)
Total Shareholders’ Equity	5,000,002	17,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$275,504,887	$59,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$386,968	$475,091
Loss from operations	(386,968)	(475,091)

Other income (expense):
Interest earned on marketable securities held in Trust Account	27,288	35,303
Change in fair value of warrant liability	(1,185,966)	459,123
Transaction costs incurred in connection with warrant liabilities	—	(547,945)
Unrealized loss on marketable securities held in Trust Account	(28,949)	(8,037)
Other expense, net	(1,187,627)	(61,556)

Net loss	$(1,574,595)	$(536,647)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,747,546	24,711,856

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	9,515,151	8,314,913

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.17)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(7,644)	$17,356

Sale of 27,410,158 Units, net of underwriting discounts and offering expenses	27,410,158	2,741	—	—	249,597,968	—	249,600,709

Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	—	—	(47,461)	(5)	5	—	—

Ordinary shares subject to possible redemption	(24,747,546)	(2,475)	—	—	(247,499,102)	—	(247,501,577)

Net income	—	—	—	—	—	1,037,948	1,037,948

Balance — March 31, 2021	2,662,612	266	6,852,539	685	3,968,748	1,030,304	5,000,003

Class A ordinary shares subject to possible redemption	157,294	16	—	—	1,574,578	—	1,574,594

Net loss	—	—	—	—	—	(1,574,595)	(1,574,595)
Balance — June 30, 2021	2,819,906	$282	6,852,539	$685	$5,543,326	$(544,291)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(536,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(35,303)
Change in fair value of warrant liability	(459,123)
Transaction costs incurred in connection with warrant liabilities	547,945
Unrealized loss on marketable securities held in Trust Account	8,037
Changes in operating assets and liabilities:
Prepaid expenses	(477,100)
Accounts payable and accrued expenses	299,817
Net cash used in operating activities	(652,374)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(274,101,580)
Net cash used in investing activities	(274,101,580)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	268,619,548
Proceeds from sale of Private Placement Warrants	7,482,032
Proceeds from promissory note – related party	147,768
Repayment of promissory note – related party	(185,268)
Payment of offering costs	(411,185)
Net cash provided by financing activities	275,652,895

Net Change in Cash	898,941
Cash – Beginning of period	—
Cash – End of period	$898,941

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000
Initial classification of Class A ordinary shares subject to possible redemption	$245,915,680
Change in value of Class A ordinary shares subject to possible redemption	$11,303
Deferred underwriting fee payable	$9,593,555

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $898,941 in its operating bank accounts and working capital of $1,071,224.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid with the proceeds from the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 4, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
JUNE 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held primarily in U.S. Treasury securities.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs amounting to $14,998,683 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $547,945 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Black Scholes approach (see Note 8).

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 4, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,124,741 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2021
Class A ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$24,480	$31,670
Unrealized gain (loss) on marketable securities held in Trust Account	(25,970)	(7,210)
Net income allocable to Class A ordinary shares subject to possible redemption	$(1,490)	$24,460
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,747,546	24,711,856
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Loss minus Net Earnings - Basic
Net loss	$(1,574,595)	$(536,647)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	—	(24,460)
Non-Redeemable Net loss - Basic	$(1,574,595)	$(561,107)
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	9,515,151	8,314,913
Basic net loss per share, Non-redeemable ordinary shares	$(0.17)	$(0.07)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,410,158 Units, inclusive of 3,410,158 Units sold to the underwriters on March 10, 2021 upon the underwriter’s election to partially exercise their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share dividend of 0.2 shares for each Class B ordinary share outstanding, resulting in an aggregate of 6,900,000 Founder Shares outstanding. On March 10, 2021, following the underwriters’ election to partially exercise their over-allotment option and to waive their right to exercise the balance of such option, 47,460 Class B ordinary shares were returned by Fintech Evolution Sponsor LLC (the "Sponsor") to the issuer for no consideration and cancelled because the underwriters' over-allotment option was not exercised in full. As a result of the aforementioned dividend and forfeiture, the Sponsor beneficially owns 20% of the Company’s issued and outstanding ordinary shares upon the completion of the Initial Public Offering.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $37,500, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, there are no amounts outstanding under the working capital loans.

NOTE 6. COMMITMENTS

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 2,819,906 Class A ordinary shares issued or outstanding, excluding 24,590,252 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,852,539 and 6,900,000, respectively, Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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
JUNE 30, 2021
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
JUNE 30, 2021
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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$274,128,846

Liabilities:
Warrant liability – Public Warrants	1	$9,136,719
Warrant liability – Private Placement Warrants	3	5,542,811

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The key inputs into the Modified Black Scholes model for the Warrants were as follows:

	March 8, 2021 (Initial Measurement)		March 31, 2021	June 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.65	$9.65	$9.56	$9.64
Risk-free rate	1.27%	1.27%	1.38%	0.99%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50	$11.50
Volatility	18.0%	18.0%	17.0%	18.5%
Years to expiration	5.00	5.00	5.00	5.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	5,636,465	9,502,188	15,138,653
Change in valuation inputs or other assumptions	(548,683)	(1,096,407)	(1,645,089)
Fair value as of March 31, 2021	5,087,782	8,405,781	13,493,564
Change in valuation inputs or other assumptions	455,029	730,938	1,185,967
Fair value as of June 30, 2021	$5,542,811	$9,136,719	$14,679,530

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was approximately $9.1 million.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were related to formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,574,595, which consists of the change in fair value of warrant liability of $1,185,966, interest earned on marketable securities held in the Trust Account of $27,288, off set by unrealized loss on marketable securities held in the Trust Account of $28,949, and operating costs of $386,968.

For the six months ended June 30, 2021, we had a net loss of $536,647, which consists of the change in fair value of warrant liability of $459,123, interest earned on marketable securities held in the Trust Account of $35,303 offset by unrealized loss on marketable securities held in the Trust Account of $8,037, operating costs of $475,091 and transaction costs incurred in connection with warrant liabilities of $547,945.

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

For the six months ended June 30, 2021, cash used in operating activities was $652,374. Net loss of $536,647 was affected by interest earned and unrealized loss on marketable securities held in the Trust Account of $35,303 and $8,037, respectively, the change in fair value of warrant liability of $459,123 and transaction costs incurred in connection with warrant liabilities of $547,945. Changes in operating assets and liabilities used $177,283 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $274,128,846 (including approximately $27,266 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash held outside the Trust Account of $898,941. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This matter was brought to our attention when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “Staff Statement”). The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering and other filings filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering and other filings filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH EVOLUTION ACQUISITION GROUP

Date: August 13, 2021	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 13, 2021	By:	/s/ Michael Latham
	Name:	Michael Latham
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)