Form 10-Q
period 2021-09-30
FinTech Evolution Acquisition Group
filed 2021-11-19
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 15, 2021, there were 27,410,158 Class A ordinary shares, par value $0.0001 per share, and 6,852,539 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FINTECH EVOLUTION ACQUISITION GROUP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$821,764	$—
Prepaid expenses	409,850	—
Total Current Assets	1,231,614	—

Deferred offering costs	—	59,856
Marketable securities held in Trust Account	274,165,853	—
TOTAL ASSETS	$275,397,467	$59,856

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$759,043	$—
Accrued offering costs	—	5,000
Promissory note – related party	—	37,500
Total Current Liabilities	759,043	42,500

Deferred underwriting fee payable	9,593,555	—
Warrant liabilities	10,760,462	—
TOTAL LIABILITIES	21,113,060	42,500

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,410,158 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	274,165,853	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 and 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	685	690
Additional paid-in capital	—	24,310
Accumulated deficit	(19,882,131)	(7,644)
Total Shareholders’ (Deficit) Equity	(19,881,446)	17,356
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$275,397,467	$59,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine months Ended September 30,
	2021	2021

Operating costs	$598,653	$1,073,744
Loss from operations	(598,653)	(1,073,744)

Other income (expense):
Interest earned on marketable securities held in Trust Account	23,188	58,491
Change in fair value of warrant liabilities	3,919,068	4,378,191
Transaction costs incurred in connection with warrant liabilities	—	(547,945)
Unrealized loss on marketable securities held in Trust Account	13,819	5,782
Other income (expense), net	3,956,075	3,894,519

Net income	$3,357,422	$2,820,775

Weighted average shares outstanding of Class A ordinary shares	27,410,158	21,009,788

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.10	$0.10

Weighted average shares outstanding of Class B ordinary shares	6,852,539	6,655,799

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$24,310	$(7,644)	$17,356

Accretion for Class A ordinary shares to redemption amount	—	—	(1,869,882)	(22,659,916)	(24,529,798)

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	(47,461)	(5)	5	—	—

Net income	—	—	—	1,037,948	1,037,948

Balance — March 31, 2021 (unaudited - Restated)	6,852,539	685	—	(21,629,612)	(21,628,927)

Accretion for Class A ordinary shares to redemption amount	—	—	—	1,661	1,661

Net loss	—	—	—	(1,574,595)	(1,574,595)

Balance — June 30, 2021 (unaudited - Restated)	6,852,539	$685	$—	$(23,202,546)	$(23,201,861)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(37,007)	(37,007)

Net income	—	—	—	3,357,422	3,357,422
Balance — September 30, 2021 (unaudited)	6,852,539	$685	$—	$(19,882,131)	$(19,881,446)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,820,775
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(58,491)
Change in fair value of warrant liabilities	(4,378,191)
Transaction costs incurred in connection with warrant liabilities	547,945
Unrealized (loss) on marketable securities held in Trust Account	(5,782)
Changes in operating assets and liabilities:
Prepaid expenses	(409,850)
Accounts payable and accrued expenses	759,043
Net cash used in operating activities	$(724,551)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(274,101,580)
Net cash used in investing activities	$(274,101,580)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$268,619,548
Proceeds from sale of Private Placement Warrants	7,482,032
Proceeds from promissory note – related party	147,768
Repayment of promissory note – related party	(185,268)
Payment of offering costs	(416,185)
Net cash provided by financing activities	$275,647,895

Net Change in Cash	$821,764
Cash – Beginning of period	—
Cash – End of period	$821,764

Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$274,101,580
Initial Classification of Warrant Liabilities	$15,138,653
Deferred underwriting fee payable	$9,593,555

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

Financing

The registration statement for the Company’s Initial Public Offering became effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares), at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,533,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Fintech Evolution Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,800,000, which is described in Note 5.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks shareholder approval in connection with a Business Combination, it will complete the Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon the consummation of a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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
SEPTEMBER 30, 2021
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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $821,764 in its operating bank accounts, $274,165,853 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $472,571. As of September 30, 2021, approximately $64,000 of the amount on deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an restatement adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary share. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 4, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$213,007,657	$26,992,343	$240,000,000
Class A ordinary shares	$270	$(270)	$—
Additional paid-in capital	$5,554,634	$(5,554,634)	$—
Accumulated deficit	$(555,589)	$(21,437,439)	$(21,993,028)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(26,992,343)	$(21,992,338)

Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$247,501,577	$26,628,930	$274,130,507
Class A ordinary shares	$266	$(266)	$—
Additional paid-in capital	$3,968,748	$(3,968,748)	$—
Accumulated deficit	$1,030,304	$(22,659,916)	$(21,629,612)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(26,628,930)	$(21,628,927)

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$245,926,983	$28,201,863	$274,128,846
Class A ordinary shares	$282	$(282)	$—
Additional paid-in capital	$5,543,326	$(5,543,326)	$—
Accumulated deficit	$(544,291)	$(22,658,255)	$(23,202,546)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(28,201,863)	$(23,201,861)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$247,501,577	$26,600,003	$274,101,580
Change in value of Class A ordinary shares subject to possible redemption	-	28,927	28,927

Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$247,501,577	$26,600,003	$274,101,580
Change in value of Class A ordinary shares subject to possible redemption	11,303	15,963	27,266

Condensed Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021	As Previously Reported	Adjusted	As Restated
Sales of 27,410,158 Units, net of underwriting discounts	249,600,709	(249,600,709)	—
Cash paid in excess of fair value for Private Placement Warrants	1,845,567	(1,845,567)	—
Initial value of ordinary shares subject to possible redemption at IPO date	(247,501,577)	247,501,577	—
Change in value of ordinary shares subject to redemption	11,303	(11,303)	—
Accretion for Class A ordinary shares to redemption amount	—	(24,529,798)	(24,529,798)
Total stockholders’ equity (deficit)	5,000,003	(26,628,930)	(21,628,927)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021	As Previously Reported	Adjusted	As Restated
Change in value of ordinary shares subject to redemption	(1,574,594)	1,574,594	—
Total stockholders’ equity (deficit)	5,000,002	(28,201,863)	(23,201,861)

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,591,568	27,410,158	24,747,546	27,410,158	24,711,856	27,410,158
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$0.03	$—	$(0.05)	$—	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	7,101,339	6,270,000	9,515,151	6,900,000	8,314,913	6,585,740
Basic and diluted net loss per ordinary share, Class B ordinary shares	$0.14	$0.03	$(0.17)	$(0.05)	$(0.07)	$(0.02)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 4, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
SEPTEMBER 30, 2021
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of twelve months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Accordingly, offering costs totaling $15,546,628 (have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $547,945 have been expensed and presented as non-operating expenses in the condensed statements of operations and offering costs of $14,998,683 associated with the Class A ordinary shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the consummation of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”)as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model. An Option Pricing Method was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$274,101,580
Less:
Proceeds allocated to Public Warrants	$(9,502,188)
Class A ordinary shares issuance costs	(14,998,683)
Plus:
Accretion of carrying value to redemption value	$24,565,144

Class A ordinary shares subject to possible redemption	$274,165,853

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,516,041 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,685,938	$671,484	$2,142,152	$678,623
Denominator:
Basic and diluted weighted average shares outstanding	27,410,158	6,852,539	21,009,788	6,655,799
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.10	$0.10

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share dividend of 0.2 shares for each Class B ordinary share outstanding, resulting in an aggregate of 6,900,000 Founder Shares outstanding. On March 10, 2021, following the underwriters’ election to partially exercise their over-allotment option and to waive their right to exercise the balance of such option, 47,460 Class B ordinary shares were returned by the Sponsor to the Company for no consideration and cancelled because the underwriters’ over-allotment option was not exercised in full. As a result of the aforementioned dividend and forfeiture, the Sponsor beneficially owns 20% of the Company’s issued and outstanding ordinary shares upon the completion of the Initial Public Offering.

The Sponsor has agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

●	50% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after a Business Combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property;

●	25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination; and

●	25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $15.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $37,500, respectively, outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, there are no amounts outstanding under the Working Capital Loans.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,410,158 Class A ordinary shares issued or outstanding, which are subject to possible redemption and presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,852,539 and 6,900,000, respectively, Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there are 9,136,719 Public Warrants and 4,988,022 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$274,165,853

Liabilities:
Warrant liability – Public Warrants	1	$6,121,602
Warrant liability – Private Placement Warrants	3	4,638,860

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. An Option Pricing Method was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The key inputs for the Warrants were as follows:

	March 8, 2021 (Initial Measurement)		September 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.65	$9.65	$9.69
Risk-free rate	1.27%	1.27%	1.05%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Volatility	18.0%	18.0%	16.0%
Years to expiration	5.00	5.00	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	5,636,465	9,502,188	15,138,653
Change in fair value	(997,605)	(3,380,586)	(4,378,191)
Transfer to Level 1	—	(6,121,602)	(6,121,602)
Fair value as of September 30, 2021	$4,638,860	$—	$4,638,860

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was approximately $6.1 million. There were no transfers to/from Levels 1, 2 and 3 during the three months ended September 30, 2021.

NOTE 12. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were related to our formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $3,357,422, which consists of the change in fair value of warrant liabilities of $3,919,068, interest earned on marketable securities held in the Trust Account of $23,188, and an unrealized gain on marketable securities held in the Trust Account of $13,819, offset by operating costs of $598,653.

For the nine months ended September 30, 2021, we had net income of $2,820,775, which consists of the change in fair value of warrant liabilities of $4,378,191, interest earned on marketable securities held in the Trust Account of $58,491, and an unrealized gain on marketable securities held in the Trust Account of $5,782, offset by operating costs of $1,073,744 and transaction costs incurred in connection with warrant liabilities of $547,945.

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 24,000,000 Units, at $10.00 per Unit, generating gross proceeds of $240,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,533,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,800,000.

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

For the nine months ended September 30, 2021, cash used in operating activities was $724,551. Net income of $2,820,775 was affected by interest earned and an unrealized gain on marketable securities held in the Trust Account of $58,491 and $5,782, respectively, the change in fair value of warrant liabilities of $4,378,191 and transaction costs incurred in connection with warrant liabilities of $547,945. Changes in operating assets and liabilities provided $349,193 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $274,165,853 (including approximately $64,273 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash held outside the Trust Account of $821,764. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,516,041 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

FINTECH EVOLUTION ACQUISITION GROUP

Date: November 18, 2021	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Michael Latham
	Name:	Michael Latham
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)