Form 10-K
period 2021-12-31
FinTech Evolution Acquisition Group
filed 2022-04-01
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-40137

FINTECH EVOLUTION ACQUISITION GROUP

(Exact name of registrant as specified in its charter)

Cayman	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 11th Floor New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 739-6741

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Ordinary Share and one-third of one redeemable warrant	FTEV.U	The New York Stock Exchange
Class A Ordinary Shares, par value $0.0001	FTEV	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of one Class A Ordinary Share for $11.50 per share	FTEV WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the New York Stock Exchange was $264,233,923.12.

As of March 31, 2022 there were 27,410,158 Class A ordinary shares, par value $0.0001 per share and 6,852,539 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association to be in effect upon completion of our initial public offering;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 4, 2021;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the Registration Statement;

●	“management” or our “management team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on February 11, 2021 (File No. 333-252969), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Fintech Evolution Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants were placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to FinTech Evolution Acquisition Group, a Cayman Islands exempted company.

PART I

Item 1. Business.

We are a newly incorporated Cayman Islands exempted company formed on December 15, 2020, structured as a blank check company incorporated for the purpose of effecting an initial business combination. We currently do not have any specific business combination under consideration. While we may pursue an initial business combination in any sector, we intend to focus our efforts on Financial Technology and technology-enabled services (“FinTech”) businesses that offer specific technology solutions, broader technology software, or services/products to the Financial Services industry.

Initial Public Offering

On March 4, 2021, we consummated our initial public offering of 24,000,000 units. Each unit consists of one Class A Ordinary Share, and one-third of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A ordinary share of for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $240,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,533,334 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $6,800,000.

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

Following the closing of the Initial Public Offering on March 4, 2021, a total of $240,000,000, comprised of $235,200,000 of the proceeds from the initial public offering and $4,800,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee. Following the underwriters partial exercise of their over-allotment option on March 10, 2021, another $34,101,580 was placed in the trust account for a total of $274,101,580.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Rohit Bhagat, our Chief Executive Officer, and Michael Latham, our Chief Operating Officer, who have many years of experience in identifying, investing/acquiring and operating leading companies in the Financial Technology and Financial Services industry. We must complete our initial business combination by March 4, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 4, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Approach and Differentiation

Our business strategy is to identify and complete our initial business combination with a FinTech company that would benefit from our operating expertise, although we may pursue opportunities in other industries and sectors. We believe that to be successful, a FinTech SPAC must:

1.	Focus on selected verticals and sub-sectors, but with the ability to selectively cast a wider net

2.	Establish a robust origination pipeline of attractive targets, based on well-defined acquisition criteria

3.	Be viewed as the “partner of choice” by high quality management teams; be willing and able to add value post combination

We have assembled our team and crafted our approach keeping these design principles in mind.

1.	Vertical/sub-sector focus

Our team has broad FinTech and Financial Services domain expertise. We have particular depth in asset/wealth management and related technology, payments, brokerage and capital markets, exchanges and market infrastructure, insurance, retail and commercial banking, and SMB finance. While these will be our primary focus areas, because of the breadth of our experience and relationships, we can selectively stretch to include well-priced opportunities in other sectors.

We have consciously chosen the name FinTech Evolution. Although we may pursue a target in any industry, we are deeply convinced that innovative technology will be a prime driver of change in Financial Services. Having directly managed and experienced the application of technology across a spectrum of B2B and B2C FinTech businesses, we believe we are well positioned to assess the commercial potential of applying innovative technology even to more traditional incumbent Financial Services businesses. And while predicting the success of innovative technology is inherently difficult, we believe that its potential and our experience evaluating and commercializing innovative technology within Financial Services will be a competitive advantage for us.

2.	Origination Approach and Acquisition Criteria

Origination approach

Our origination pipeline leverages our extensive, highly relevant, professional networks. These networks are based on:

➤	Our current governance and operating responsibilities, investment activity, and advisory roles with investment firms.

➤	Our relationships at companies we have previously been affiliated with, including some of the world’s largest asset managers, commercial/retail banks, investment banks, wealth managers and other financial institutions.

➤	Professional relationships stemming from both of the above that have spread across the Financial Services and FinTech landscape.

➤	Extensive relationships with virtually all investment firms (PE and VC) with significant activity in FinTech.

➤	Long-standing relationships with key advisors (for example, sector-focused investment banks and law firms) active in FinTech.

While our networks may provide us access to selected proprietary deals, there is competition for most quality opportunities. Therefore, in addition to approaching specific targets where we have a personal connection, we are working with our broader network to ensure widespread awareness of our team and proposition in order to consistently be in a position to be the partner of choice for quality targets. We anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Acquisition Criteria

Consistent with our business strategy, we have identified specific criteria to evaluate prospective target businesses. We will use these criteria to assist us in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.  Our criteria include:

➤	Enterprise value ranging from $500 million to $3 billion; we believe businesses of this size typically have the right mix of growth potential and concept validation, and we have significant experience scaling such businesses.

➤	Financial and operational readiness to be a publicly traded company

○	Financial metrics attractive to the public markets, including a reasonable combination of revenue growth and existing profits; we will evaluate the trade-off between these and other factors when evaluating target companies

○	Demonstrated, or clear path to, public company operational readiness; including financial accounting/reporting and regulatory compliance

➤	Solid industry and business fundamentals

○	Business operates within a sufficiently large addressable market to allow for long term growth opportunities

○	Growing customer adoption and engagement suggesting that the company is solving at least one significant customer “pain point” well

○	“Good bones”: for example, innovative technology, promising product development capability, or value enhancing customer acquisition cost model

○	Can benefit from being publicly traded, and can utilize access to broader capital markets.

○	B2B businesses with predictable, diversified revenue streams

○	B2C businesses with good unit economics and profitability, or a path to profit that we can understand and scale

➤	A talented and ambitious management team, that:

○	Believes in the long-term potential of their business

○	Will partner with us and benefit from our strategic, operating and corporate development guidance

○	Are willing to retain substantial ownership post-business combination

○	Have a strong culture with high integrity

➤	Value-creation opportunities within our “line of sight”

○	Our management team has identified significant growth or disruption potential; clear opportunities to invest capital to deliver growth

○	Interesting product development pipeline or product extensions to add to growth potential

○	Well established brand within at least one customer channel, with realistic opportunities to initiate profitable efforts in additional customer channels.

○	Some evidence of, or clear ideas to create, a competitive moat for example through branding, partnerships or protectable intellectual property

○	Potential to create an improved capital structure

○	Opportunities for an infusion of management talent,

○	Implementation of better processes and systems to scale the business

By the same token, we have a set of “red flags”, and these include:

➤	Concentrated and/or volatile revenue models (e.g. spread-based lending and crypto currency businesses) without requisite risk management experience and controls

➤	Pattern of executional snafus; inability to deliver customer experience at scale; mixed customer reviews

➤	Unduly long road to profitability

➤	Unrealistic short-term valuation expectations; limited focus on steadily creating long-term value

➤	Valuations based on overly speculative early stage technology bets

➤	B2C businesses with reasonable engagement, but no credible moat or path to monetization

➤	Insufficient attention to managing and pricing financial risk

➤	Highly regulated businesses, without the requisite understanding and controls; pattern of regulatory compliance breaches

➤	Management team that has experienced high turnover or desires to cash out

To be clear, given our deep operating experience, we are not daunted by executional challenges. It may well be that existing challenges also makes the valuation expectations more reasonable. Therefore, we will evaluate if the presence of these “red flags” represents a well-priced value-creation opportunity, or a situation where “the view will simply not be worth the climb”.

These criteria and guidelines are not intended to be exhaustive, and we understand the need to be flexible in our evaluation. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

3.	Partner of Choice

To become the partner of choice for management teams, we will first clearly present “who we are and our motivations”. While the factors in this category may seem subjective, we believe that discerning investors and management teams will resonate strongly with them:

➤	Who we are:

○	We are business leaders with extensive operating experience who are genuinely interested in building outstanding businesses; while we have significant transaction experience, we are not solely deal makers.

○	We believe we are respected across the industry for our integrity and our team members are known for being good to work with.

○	We have regulatory compliance experience and no history of litigation.

➤	Our motivations

○	We have known and/or worked successfully with each other for decades; we are not a group that has been expediently brought together for this initiative. Based on our belief in the opportunity, and our mutual trust and respect, we genuinely wish to work together again. Therefore, we are committed to the success of the Company and are putting our reputations on the line, investing the necessary time, providing access to our networks and each of us is investing personal capital in the at-risk pool.

○	We seek a collaborative partnership with management and have no desire nor need for control.

○	We are focused on creating long-term value. Consistent with this desire, we will align our economic incentives with investors and with management; in contrast to many other blank check companies, we intend to play an active, value-added role in the post-combination company, and we have proactively placed performance conditionality on our founder shares.

To further support our claim as the partner of choice, we highlight our willingness and ability to add value after the business combination. Our management team and senior advisors have deep operating experience and a track record of driving growth/change and creating value in two distinct ways:

➤	Through business leadership and control; examples include:

○	BGI: Starting with institutional indexing, strategically diversified the business to add the iShares ETF business, quantitative active strategies, global macro fund and securities lending capability. Scaled the business rapidly, growing revenues faster than AuM while expanding profit margins, culminating in an industry landmark sale to BlackRock for over $13 billion

○	iShares: Launched the ETF business within BGI to meet a strategic need to enter the wealth advisory channel. Developed a broad eco-system across broker/dealers, exchanges, market makers, full-service broker wealth management businesses, independent registered investment advisors, bank private wealth management divisions and wealth advisory platforms. Grew the business from start-up to a global business with over $1 trillion in AuM and over $3 billion in revenue.

○	AssetMark: Restructured the company to improve investment product, technology and “go to market” strategies. Sold the company in 2016 for over $700 million, and subsequently navigated through a successful IPO in 2019 on the NYSE.

○	AON: Scaled the OCIO business to become a leading global player with over $150 billion in AuM

➤	Through positions of influence as Non-executive Chairs, Independent Directors, Nominee Directors and Investors/Advisors: examples include:

○	Axioma: Board Director role; led the Board’s Independent Special Committee to negotiate the sale of Axioma to Deutsche Borse and General Atlantic for $850 million. Axioma was combined with DB’s index business (DAX, STOXX, etc.) to create Qontigo, a leading provider of risk analytics, portfolio management solutions, and indexes.

○	Financial Engines: Board Director and subsequently Chair role; over a number of years helped grow assets to over $165 billion and revenue to over $480 million culminating in a sale of the business for over $3 billion in 2018. Financial Engines was then combined with Edelman to create Edelman Financial Engines, a leading independent provider of retirement financial advisory services. Financial Engines was widely recognized as the leading innovator in providing systematic, low-cost investment solutions for the DC market since its founding in 1996.

○	Personal Capital: Board Chair role; helped steer company from early stage to high growth, eventually sold for $1 billion

○	Wall Street on Demand: Board Director role; helped steer the business through sale to Goldman Sachs and subsequent sale to MARKIT four years later

○	Mercer Advisors: Board Director role; helped steer company through a successful sale in 2019

○	Axis Bank: Chair of Nominating Committee role; steered performance turnaround including selection of new CEO and infusion of several senior team members. Member of Risk Management Committee; steered restructuring of corporate loan book.

○	Franklin Templeton ETF Trust: Independent Trustee role; helped management grow the fund complex with the ultimate goal of improving the overall value proposition for fund shareholders.

○	PhonePe: Board Chair role; work closely with leadership team to strategically diversify and scale the business profitably

○	BCG: Co-head US Financial Services; multiple successful consulting assignments with Financial Services and FinTech clients of varying sizes and complexity, helping drive change and create value as a trusted advisor to management

➤	Our experience in driving influence-based change may be just as relevant as our experience in leadership positions because, as is common for SPACs, we may not be in positions of control following the business combination. While the primary levers in the SPAC context will be a close collaborative relationship with management and the credibility to be invited to opine on all key decisions, we are very conversant with the relevant toolkit, including, but not limited to: Non-executive and Executive Board Chair roles, Nomination and Compensation Committee Chair/membership, performance-based compensation mechanisms and alignment of incentives, and minority investor syndicates.

➤	We have successfully navigated companies from the private to public markets through IPOs, SPACs and M&A; we believe this will be very relevant for management teams daunted by the prospect of new and more onerous reporting, accounting and regulatory compliance requirements.

➤	We have a field-tested operating experience

○

We will provide strategic and executional guidance, help infuse new management talent, make relevant commercial introductions, facilitate M&A and inorganic growth, and in general do what is needed to add value. For example, as CEOs and COOs who have overseen the technology function within Financial Services businesses, we have a pragmatic understanding of where the pain points are, as well as the decision-making process within enterprises. Therefore, we can help shape the value proposition and guide the enterprise sales process for the business combination.

➤	We blend our operating capability with significant transactional experience

○	As business leaders (including the sale of BGI to BlackRock, the sale of iShares to CVC Capital and the AssetMark IPO examples mentioned above) driving the transactions

○	As investors, advisors and board members helping steer a large number of additional transactions, including M&A, IPOs, and numerous minority investments

➤	Our team members have directly driven significant business growth and value creation for investors; we will do the same again now as we are not relying on hired professionals. Our management’s primary focus is origination and business combination for this SPAC. Our additional professional commitments keep us plugged into the FinTech ecosystem and are therefore complementary to these goals.

➤	We have longstanding relationships within the investment community that can be leveraged to help raise additional capital for the business combination.

Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination.

If our board of directors is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Our shareholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, market surveys, consultant studies and inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our management team and senior advisors operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our senior advisors will directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director, subject to their fiduciary duties under Cayman Islands law, is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which they have then-current fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such opportunity to such entity and in the case of a non-compete restriction, may not present such opportunity to us at all. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or complete our business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter a definitive agreement regarding our initial business combination.

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their equity interests, shares and/or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team and senior advisors backgrounds make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial position

With funds available for a business combination in the amount of $525,017 (as of December 31, 2021), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to these requirements, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

➤	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

➤	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE listing rules, shareholder approval would be required for our initial business combination if, for example:

➤	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding;

➤	any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

➤	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of our initial public offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE we will be required to comply with the NYSE rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

➤	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

➤	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

➤	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

➤	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We may waive this restriction in our sole discretion. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 4, 2023.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only until March 4, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by March 4, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 4, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by March 4, 2023. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 4, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023, or (ii) with respect to the other provisions relating to shareholders’ rights or pre- initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 from the proceeds of our initial public offering and the sale of the private placement warrants, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by March 4, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre- initial business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

➤	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

➤	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

➤	if our initial business combination is not consummated by March 4, 2023, then our existence will terminate and we will distribute all amounts in the trust account; and

➤	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our shareholders. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Periodic reporting and financial information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation is material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in analyzing the accounting for complex financial instruments;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1345 Avenue of the Americas, 11th Floor, New York, New York 10105, and our telephone number is (650) 739-6741. Our executive offices are provided to us at no charge. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the New York Stock Exchange under the symbols FTEV.U, FTEV, and FTEV WS, respectively. Our units commenced public trading on March 1, 2021, and our public shares and public warrants commenced separate public trading on April 22, 2021.

(b)	Holders

On March 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 1 holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On March 4, 2021, subsequent to the filing of the Registration Statement, the Company consummated its initial public offering of 24,000,000 units. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $240,000,000. UBS Securities LLC acted as sole bookrunner and representative of the underwriters of the initial public offering.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 4,533,334 warrants at a price of $1.50 per private placement warrant in a private placement to Fintech Evolution Sponsor LLC, generating gross proceeds of $6,800,000.

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

A total of $274,101,580 of the proceeds from the initial public offering (which amount includes $9,593,555 of the underwriters’ deferred discount), the underwriters’ exercised option, and the sale of the private placement warrants, was placed in a U.S.-based trust account located in the United States, maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to FinTech Evolution Acquisition Group. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were related to our formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $4,508,323, which consists of the change in fair value of warrant liabilities of $6,613,929 and interest earned on cash and marketable securities held in Trust Account of $111,413, offset by formation and operating costs of $1,668,832, an unrealized loss on cash and marketable securities held in Trust Account of $242 and transaction costs incurred in connection with the IPO of $547,945.

For the period from December 15, 2020 (inception) through December 31, 2020, we had net loss of $7,644, which consisted of formation and operating costs.

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

For the year ended December 31, 2021, cash used in operating activities was $1,021,298. Net income of $4,508,323 was affected by interest earned and an unrealized loss on cash and marketable securities held in the Trust Account of $111,413 and $242, respectively, a change in fair value of warrant liabilities of $6,613,929, transaction costs incurred in connection with the IPO of $547,945, and advances from related party of $185,457. Changes in operating assets and liabilities provided $647,534 of cash for operating activities.

For the period from December 15, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $7,644 was affected by formation costs paid by Sponsor in exchange for issuance of founder shares.

As of December 31, 2021, we had marketable securities held in the Trust Account of $274,212,751 (including $111,413 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash held outside the Trust Account of $525,017. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, and which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. An Option Pricing Method was subsequently used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 15, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Rohit Bhagat	57	Chief Executive Officer and Director
Michael Latham	56	Chief Operating Officer and Director
Charles Goldman	60	Non-Executive Chairman of the Board/Director
Chris Gaertner	59	Director
Cary Grace	53	Director

The experience of our directors and executive officers is as follows:

Rohit Bhagat, has been our Chief Executive Officer and a Director since December 2020. Mr. Bhagat’s career has spanned the Financial Services and FinTech industry. Mr. Bhagat currently serves as the non-executive chairman of PhonePe (since December 2020), a digital payment company, a director of AssetMark, Inc. (NYSE:AMK) (since December 2017), an independent provider of investment and consulting solutions servicing financial advisors, as a trustee at Franklin Templeton ETF Trust (since April 2016), an exchange traded fund trust, and as a senior FinTech advisor to B Capital Group (since April 2017), an investment firm which invests in tech-enabled venture and growth-stage companies.  From December, 2009 to January, 2012, Mr. Bhagat served as Chairman (Asia Pacific) at BlackRock, Inc. (NYSE:BLK). As Head of the Asia Pacific region he had oversight of the entire regional business including the investment, client and operating functions, and served on the global Executive Committee (with global designation as a Vice Chairman, BlackRock). From June, 2005 to December, 2009, Mr. Bhagat served as Global Chief Operating Officer at Barclays Global Investors (“BGI”), where he was responsible for the global operating team and platform (including technology, operations, all control functions and all administrative functions), for strategy and corporate development, for overall planning and resource allocation and for all new business initiatives. From June, 1992 to May, 2005, Mr. Bhagat was at Boston Consulting Group (“BCG”), where he was Senior Partner (and served as the co-head of U.S. financial services and the managing director of BCG’s operations in India).  Mr. Bhagat has previously served as an Independent Director on the boards of several Financial Services and FinTech companies including Axis Bank, Capital Float, Freecharge and DSP BlackRock.  Mr. Bhagat received a mechanical engineering degree from IIT, in Delhi, an MSE in engineering from the University of Texas at Austin and an MBA from the Kellogg School, Northwestern University.

Michael Latham, has been our Chief Operating Officer and a Director since January 2021. Since June 2015, Mr. Latham has served on the Board of Directors of Goldman Sachs Exchange Traded Funds and Closed-End Funds. From December 2009 to February 2014, Mr. Latham served as a Managing Director at BlackRock, Inc. (NYSE:BLK), and from January 2000 to December 2009 he served as a Managing Director at Barclays Global Investors. During those years, Mr. Latham served in a leadership role in the iShares Exchange Traded Fund business, which he helped launch in 2000. After the launch, Mr. Latham went on to be Chief Operating Officer (February 2003-July 2007), Head of the US iShares Business (July 2007-April 2010), Global Head of the iShares Business (April 2010-September 2011), and Chairman of the iShares Business (September 2011-February 2014). Mr. Latham also served as a Director and Trustee of iShares Inc. and iShares Trust, respectively (July 2010-January 2014). Additionally, Mr. Latham currently serves as a director of the Goldman Sachs Exchange Traded Funds. Mr. Latham received a BS in Business Administration from California State University—San Francisco and is a Certified Public Accountant.

Charles goldman has been a director since February of 2021. Mr. Goldman is currently a senior advisory board member for Genstar Capital and serves on the boards of Mercer Advisors and Foreside.  From January 2014 to March 2021, Mr. Goldman served as the President and Chief Executive Officer and a Director of AssetMark, Inc. (NYSE:AMK), an independent provider of investment and consulting solutions service financial advisors, where he ran the company’s day-to-day operations and led its initial public offering in 2019. Prior to joining AssetMark, from December 2010 to December 2013, Mr. Goldman was a senior advisor to Bain & Company and certain other private equity firms focused on the financial services industry. Mr. Goldman also served as the President of Fidelity Investments, Custody and Clearing, where he oversaw Fidelity’s clearing and custody businesses, Executive Vice President and Head of Schwab Institutional, where he was responsible for day-to-day operations of Schwab’s custody business, President of Paramount Farms, Inc. and President of Paramount Citrus Association, where he was responsible for day-to-day operations. Mr. Goldman currently serves on the board of directors of Mercer Advisors, Inc. and the American Mountain Guides Association. Mr. Goldman received his BS in Business from the University of Southern California and his MBA from the University of California, Los Angeles.

Chris Gaertner has been a director since February of 2021. Mr. Gaertner has more than 25 years of technology investment banking experience and throughout that time has advised on a broad range of capital markets and merger and acquisition transactions. Since January 2021, Mr. Gaertner has been the Co-Chief Executive Officer and Chief Financial Officer, and a director of DHC Acquisition Corp., a blank check company. Mr. Gaertner has served as Senior Advisor for the technology investment banking group of Rothschild and Co., where he was responsible for managing the firm’s technology investment banking practice from August of 2017 to December 2021. Prior to joining Rothschild and Co., Mr. Gaertner was Head of Corporate Finance for Credit Suisse’s Technology Group as well as Head of Technology Investment Banking for Merrill Lynch / Bank of America. Prior to his investment banking career, Mr. Gaertner was President of Gaertner Research, a company which developed custom computer systems for the defense and aerospace markets. Mr. Gaertner led the sale of the company to General Electric Plc. and headed the company’s U.S. research and development subsidiary. Mr. Gaertner served as an Infantry Officer with the 82nd Airborne Division, XVIII Airborne Corps and 1st Special Operations Command. Mr. Gaertner received a BS in Electrical Engineering from West Point, an MBA in Finance from The Wharton School at the University of Pennsylvania and a MSEE in Electrical Engineering from Columbia University.

Cary Grace has been a director since February of 2021. Ms. Grace was the Chief Executive Officer of the Global Retirement, Investment and Human Capital Solutions business at Aon PLC (NYSE:AON) from January 2016 to January, 2020, where she was in charge of the groups retirement, investment management and human capital capabilities. Ms. Grace also led Aon’s Global M&A integration as well as Enterprise Client Management functions. Prior to joining Aon in 2012, Ms. Grace was an executive at Bank of America and a predecessor to J.P Morgan, leading global institutional, high net worth and consumer businesses as well as finance, investor relations and M&A functions. Ms. Grace has been honored as American Banker’s 25 Most Powerful Women in Finance for multiple years and Business Insurance’s Women to Watch. Ms. Grace currently serves on the Board of Directors of League, Inc. and Sageview Advisory. Ms. Grace received a BA in Economics from Georgetown University and an MBA from the Kellogg School of Management at Northwestern University.

Senior Advisors

We expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets, including targets in and related to the FinTech industry, and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, Messrs. Grossman and Huberman fulfill some of the same functions as our directors. However, Messrs. Grossman and Huberman have no written advisory agreement with us. Messrs. Grossman and Huberman hold membership interests in the sponsor but receive no other compensation for their services. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire. Our advisors are not under any fiduciary obligations to us nor do they perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They also are not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our directors are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Blake Grossman has been a senior advisor since February of 2021. Mr. Grossman currently serves as the managing partner of ThirdStream Partners LLC., which focuses on private investments in financial technology and asset management companies, including Ripple, SoFi, Generate Capital, Ethic, NYDIG and Unison. Mr. Grossman served as the Global Chief Executive Officer of BGI / iShares, until its sale to BlackRock in 2009. Mr. Grossman was Vice Chairman and Head of Scientific Investments at BlackRock. From 1985 to 2009, Mr. Grossman held various executive positions with BGI and its predecessor organizations, including Chief Investment Officer from 1992 to 2002, and founded BGI’s Advanced Strategies Group in 1992. Mr. Grossman served as Chairman of Financial Engines, Inc. until its acquisition in July 2018. Mr. Grossman also previously served on the boards of Axioma, until its acquisition by Deutsche Borse in 2019, and CamberView Partners, until its acquisition by PJT Partners in 2018.

Jonathan Huberman has been a senior advisor since February of 2021. Mr. Huberman is currently the Chairman, Chief Executive Officer and Chief Financial Officer of Software Acquisition Group Inc. III (NASDAQ: SWAG) and was previously Chairman, Chief Executive Officer and Chief Financial Officer of  Software Acquisition Group Inc. II (NASDAQ: SAQN) and Software Acquisition Group Inc. (NASDAQ:SAQN), a special purpose acquisition. Software Acquisition Group Inc. and Software Acquisition Group Inc. II and  Software Acquisition Group Inc. III raised an aggregate of $553 million in their three initial public offerings.  Software Acquisition Group Inc. II closed its initial business combination with Otonomo Inc. (NASDAQ: OTMO), a global automotive data marketplace and SaaS provider in August 2021.  Software Acquisition Group Inc. closed its initial business combination with CuriosityStream Inc. (NASDAQ: CURI), a global streaming media service, in October 2020. Mr. Huberman has remained a director of Otonomo and CuriosityStream Inc. since their combinations. From 2017 to 2019, Mr. Huberman was Chief Executive Officer of Ooyala, a provider of media workflow automation, delivery and monetization solutions. In 2019, Mr. Huberman sold Ooyala’s three core business units to Invidi Technologies, Brightcove (NASDA:BCOV) and Dalet (EPA: DLT), major players in the same sector. Previously, Mr. Huberman served as the Chief Executive Officer of Syncplicity, a SaaS enterprise data management company, which Huberman sourced and acquired from EMC and engineered an exit to Axway (EPA: AXW). Prior to this, Mr. Huberman was the Chief Executive Officer of Tiburon, an enterprise software company serving the public safety sector which sold to Tritech Systems, and before that Mr. Huberman was the Chief Executive Officer at Iomega Corporation (NYSE: IOM), a consumer and distributed enterprise storage solutions provider

Number and Terms of Office of Officers and Directors

As of the date hereof, we have five directors upon the consummation of our initial public offering. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our shareholders as, being entitled to do so, attend and vote at a general meeting. Each of our directors will hold office for a two-year term, and the appointment, removal or designation of any member of the board of directors prior to our initial business combination requires the unanimous approval of the managers of our sponsor. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have an audit committee of the board of directors. Messrs. Goldman and Gaertner and Ms. Grace serve as members of our audit committee and Ms. Grace serves as the chair of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Grace qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

➤	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

➤	reviewing and discussing the quality of our financial statement;

➤	pre-approving all audit and non-audit services to be provided, including the annual audit plan, by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

➤	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

➤	setting clear hiring policies for employees or former employees of the independent auditors;

➤	discussing earnings press releases and financial information to be provided to analysts and rating agencies;

➤	discussing with management our policies and practices with respect to risk assessment and risk management as well as our compliance with our Code of Ethics;

➤	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

➤	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

➤	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

➤	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

➤	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Compensation Committee

We have a compensation committee of the board of directors. Messrs. Goldman and Gaertner and Ms. Grace serve as members of our compensation committee and Mr. Goldman serves as the chair of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

➤	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

➤	reviewing and approving the compensation, employment agreements, severance or termination agreements of all of our other officers;

➤	reviewing our executive compensation policies and plans;

➤	implementing and administering our incentive compensation equity-based remuneration plans;

➤	assisting management in complying with our proxy statement and annual report disclosure requirements;

➤	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

➤	producing a report on executive compensation to be included in our annual proxy statement; and

➤	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Corporate Governance and Nominating Committee

We have a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Messrs. Goldman and Gaertner and Ms. Grace, and Ms. Grace serves as chair of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Goldman and Gaertner and Ms. Grace are independent.

The primary function of the corporate governance and nominating committee include:

➤	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

➤	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

➤	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

➤	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

➤	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

➤	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

➤	considering director nominees recommended by stockholders; and

➤	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Director Nominations

The guidelines for selecting nominees, which are specified in a charter to be adopted by us, generally provides that persons to be nominated:

➤	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

➤	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

➤	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

➤	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

➤	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

➤	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov and at our company website at www.Fintechevolution.net. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,262,697 of our ordinary shares, consisting of (i) 27,410,158 Class A ordinary shares and (ii) 6,852,539 Class B ordinary shares, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Fintech Evolution Sponsor LLC (3)			6,852,539	100.0%	20.0%
Rohit Bhagat			6,852,539	100.0%	20.0%
Michael Latham			6,852,539	100.0%	20.0%
Charles Goldman			0	*	*
Chris Gaertner			0	*	*
Cary Grace			0	*	*
All officers and directors as a group (5 individuals)			6,852,539	100.0%	20.0%

Citadel Advisors LLC (4)	1,625,450	5.9%			4.7%
David E. Shaw (5)	1,433,094	5.2%			4.2%
Glazer Capital, LLC (6)	1,383,874	5.1%			4.0%
Aristeia Capital, LLC (7)	1,500,000	5.5%			4.4%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1345 Avenue of the Americas, 11th, New York, New York 10105.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	Rohit Bhagat and Michael Latham are the managing members of our sponsor, and as such may be deemed to beneficially own shares held by our sponsor by virtue of their control over our sponsor. Each such person disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of any pecuniary interest in such shares.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, the listed ordinary shares are owned by Citadel Advisors LLC and one or more separately managed accounts. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. CALC IV LP is the non-member manager of Citadel Securities. Citadel Securities GP LLC is the general partner of CALC IV LP. Kenneth Griffin is the President and Chief Executive Officer of Citadel GP LLC, and owns a controlling interest in Citadel GP LLC and Citadel Securities GP LLC. The principal business for each of the above is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	According to a Schedule 13G filed with the SEC on January 31, 2022, the listed ordinary shares are beneficially owned by David E. Shaw. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,433,094 shares as described above and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. The principal business address for each of the above is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed ordinary shares are beneficially owned by Glazer Capital, LLC. Mr. Paul J. Glazer is the managing member of Glazer Capital, LLC. Mr. Paul J. Glazer may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,383,874shares as described above and, therefore, Mr. Paul J. Glazer may be deemed to be the beneficial owner of such shares. The principal business address for each of the above is 250 West 55th Street, Suite 30A, New York, New York 10019.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed ordinary shares are beneficially owned by Aristeia Capital, LLC. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. The principal business address for Aristeia Capital, LLC is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our formation and offering costs in consideration of 5,750,000 founder shares. On March 1, 2021, we effectuated a stock dividend of 0.2 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 6,900,000 founder shares. The founder shares included an aggregate of up to 900,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of founder shares will equal 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 47,461 founder shares and 6,852,539 founder shares remain outstanding.

At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the closing of our initial public offering. On March 4, 2021, the Promissory Note was paid in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related party policy

We have adopted code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The code of ethics is available on our website.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. The audit committee charter is available on our website. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

➤	Reimbursement may be made for certain out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

➤	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. Except for the foregoing, the terms of such loans have not been determined nor have any written agreements been executed with respect thereto; and

➤	At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Goldman and Gaertner and Ms. Grace are “independent directors” as defined in the listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting NYSE’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020 totaled $89,329 and $30,151, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

FINTECH EVOLUTION ACQUISITION GROUP

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021, and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021, and for the period from December 15, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2021, and for the period from December 15, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021, and December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
FinTech Evolution Acquisition Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FinTech Evolution Acquisition Group (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on March 4, 2023, then the Company will cease all operations expect for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, TX

March 31, 2022

PCAOB #688

FINTECH EVOLUTION ACQUISITION GROUP

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$525,017	$—
Short-term prepaid expenses	288,767	—
Total Current Assets	813,784	—

Deferred offering costs	—	59,856
Long-term prepaid expenses	45,833
Cash and marketable securities held in Trust Account	274,212,751	—
TOTAL ASSETS	$275,072,368	$59,856

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$796,677	$—
Accrued offering costs	—	5,000
Advances from related party	185,457	—
Promissory note – related party	—	37,500
Total Current Liabilities	982,134	42,500

Deferred underwriting fee payable	9,593,555	—
Warrant liabilities	8,524,724	—
TOTAL LIABILITIES	19,100,413	42,500

Commitments and Contingencies (See Note 6)

Class A ordinary shares subject to possible redemption, 27,410,158 shares at redemption value at December 31, 2021	274,212,751	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 27,410,158 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 and 6,900,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	685	690
Additional paid-in capital	—	24,310
Accumulated deficit	(18,241,481)	(7,644)
Total Shareholders’ (Deficit) Equity	(18,240,796)	17,356
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$275,072,368	$59,856

The accompanying notes are an integral part of the financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from December 15, 2020 (Inception) Through December 31,
	2021	2020

Operating and formation costs	$1,668,832	$7,644
Loss from operations	(1,668,832)	(7,644)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	111,413	—
Change in fair value of warrant liabilities	6,613,929	—
Transaction costs allocable to warrant liability	(547,945)	—
Unrealized loss on marketable securities held in Trust Account	(242)	—
Other income, net	6,177,155	—

Net income (loss)	$4,508,323	$(7,644)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	22,623,032	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.15	$—
Weighted average shares outstanding of Class B ordinary shares	6,705,388	6,000,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.15	$(0.00)

The accompanying notes are an integral part of the financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM DECEMBER 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(7,644)	(7,644)

Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(7,644)	$17,356

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	(1,869,882)	(22,742,160)	(24,612,042)

Cash paid in excess of fair value for private warrants	—	—	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	—	—	(47,461)	(5)	5	—	—

Net income	—	—	—	—	—	4,508,323	4,508,323
Balance — December 31, 2021	—	$—	6,852,539	$685	$—	$(18,241,481)	$(18,240,796)

The accompanying notes are an integral part of the financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from December 15, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,508,323	$(7,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(111,413)	—
Change in fair value of warrant liabilities	(6,613,929)	—
Transaction costs allocable to warrant liability	547,945	—
Unrealized loss on cash and marketable securities held in Trust Account	242	—
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	7,644
Changes in operating assets and liabilities:
Prepaid expenses	(334,600)	—
Advances from related party	185,457
Accounts payable and accrued expenses	796,677	—
Net cash used in operating activities	$(1,021,298)	$—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(274,101,580)	$—
Net cash used in investing activities	$(274,101,580)	$—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$268,619,548	$—
Proceeds from sale of Private Placement Warrants	7,482,032	—
Proceeds from promissory note – related party	119,285	37,500
Repayment of promissory note – related party	(156,785)	—
Payment of offering costs	(416,185)	(37,500)
Net cash provided by financing activities	$275,647,895	$—

Net Change in Cash	$525,017	$—
Cash – Beginning of period	—	—
Cash – End of period	$525,017	$—

Non-Cash investing and financing activities:
Re-measurement for Class A ordinary shares to redemption amount	$24,612,042	$—
Deferred underwriting fee payable	$9,593,555	$—
Offering costs included in accrued offering costs	$—	$5,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$17,356

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account.

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

Transaction costs amounted to $15,546,628, consisting of $5,482,032 of underwriting fees, net of reimbursement, $9,593,555 of deferred underwriting fees and $471,041 of other offering costs.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $525,017 in its operating bank accounts, $274,212,751 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $168,350. As of December 31, 2021, $111,171 of the amount on deposit in the Trust Account represented interest income.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses or liquidation. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until March 4, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 4, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to March 4, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of twelve months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees and other expenses incurred that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Accordingly, offering costs totaling $15,546,628, consisting of $5,482,032 of underwriting fees, $9,593,555 of deferred underwriting fees and $471,041 of other offering costs have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $547,945 have been expensed and presented as non-operating expenses in the statements of operations and offering costs of $14,998,683 associated with the Class A ordinary shares were a reduction to temporary equity.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”)as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$274,101,580
Less:
Proceeds allocated to Public Warrants	$(9,502,188)
Class A ordinary shares issuance costs	(14,998,683)
Plus:
Re-measurement of carrying value to redemption value	$24,612,042
Class A ordinary shares subject to possible redemption	$274,212,751

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	Year Ended December 31, 2021		For the Period from December 15, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,477,580	$1,030,743	$—	$(7,644)
Denominator:
Basic weighted average shares outstanding	22,623,032	6,705,388	—	6,000,000
Basic net income (loss) per ordinary share	$0.15	$0.15	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

The grant of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share dividend of 0.2 shares for each Class B ordinary share outstanding, resulting in an aggregate of 6,900,000 Founder Shares outstanding. On March 10, 2021, following the underwriters’ election to partially exercise their over-allotment option and to waive their right to exercise the balance of such option, 47,461 Class B ordinary shares were returned by the Sponsor to the Company for no consideration and cancelled because the underwriters’ over-allotment option was not exercised in full. As a result of the aforementioned dividend and forfeiture, the Sponsor beneficially owns 20% of the Company’s issued and outstanding ordinary shares upon the completion of the Initial Public Offering.

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

In February 2021, the Sponsor granted 90,000 Founder Shares to three of the Company’s directors. In addition, in March 2021, the Sponsor granted 105,000 Founder Shares to three consultants. The grant of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

The allocation of Founders Shares to the Company’s directors and consultants, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s directors was $628,200 or $6.98 per share. The fair value of the 105,000 shares allocated to the consultants totaled $755,300 which consisted of $243,600 for the 35,000 shares granted on February 1, 2021, or $6.96 per share, and $511,700 for the 70,000 shares granted on March 22, 2021, or $7.31 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. As of December 31, 2021 and 2020, there was $0 and $37,500, respectively, outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and 2020, there are no amounts outstanding under the Working Capital Loans.

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $185,457 and $0 as of December 31, 2021, and December 31, 2020, respectively. The advances are non-interest bearing and are due on demand.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 10, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 3,410,158 Units and the forfeited their option to purchase an additional 189,842 units, the associated value of which was deemed immaterial.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 27,410,158 Class A ordinary shares issued or outstanding, which are subject to possible redemption and presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,852,539 and 6,900,000, respectively, Class B ordinary shares issued and outstanding.

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

NOTE 8.  WARRANT LIABILITIES

As of December 31, 2021, there are 9,136,719 Public Warrants and 4,988,022 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$274,212,751

Liabilities:
Warrant liabilities – Public Warrants	1	$5,482,031
Warrant liabilities – Private Placement Warrants	3	3,042,693

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, and which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. An Option Pricing Method was subsequently used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs for the Warrants were as follows:

	March 8, 2021 (Initial Measurement)		December 31, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.65	$9.65	$9.72
Risk-free rate	1.27%	1.27%	1.36%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Volatility	18.0%	18.0%	11.5%
Years to expiration	5.00	5.00	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	5,636,465	9,502,188	15,138,653
Change in fair value	(2,593,772)	(4,020,157)	(6,613,929)
Transfer to Level 1	—	(5,482,031)	(5,482,031)
Fair value as of December 31, 2021	$3,042,693	$—	$3,042,693

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $5.5 million as the fair value was based upon an observable market price. There were no transfers to/from Levels 1, 2 and 3 during the year ended December 31, 2021.

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 1, 2021, by and between the Company and UBS Securities LLC. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (3).
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of December 30, 2020 issued to Fintech Evolution Sponsor LLC. (1)
10.2	Letter Agreement, dated March 1, 2021, among the Registrant, its officers and directors and Fintech Evolution Sponsor LLC. (3)
10.3	Investment Management Trust Agreement, dated March 1, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (3)
10.4	Registration Rights Agreement, dated March 1, 2021, between the Registrant and certain security holders. (3)
10.5	Securities Subscription Agreement, dated December 30, 2020, between the Registrant and Fintech Evolution Sponsor LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated March 1, 2021, between the Registrant and Fintech Evolution Sponsor LLC. (3)
10.7	Form of Indemnity Agreement. (2)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 11, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 23, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 5, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2022	FINTECH EVOLUTION ACQUISITION GROUP

	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rohit Bhagat	Chief Executive Officer and Director	April 1, 2022
Rohit Bhagat	(Principal Executive Officer)

/s/ Michael Latham	Chief Operating Officer and Director	April 1, 2022
Michael Latham	(Principal Financial and Accounting Officer)

/s/ Charles Goldman	Non-Executive Chairman of the Board/Director	April 1, 2022
Charles Goldman

/s/ Chris Gaertner	Director	April 1, 2022
Chris Gaertner

/s/ Cary Grace	Director	April 1, 2022
Cary Grace