Form 10-Q
period 2022-03-31
FinTech Evolution Acquisition Group
filed 2022-05-16
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 27,410,158 Class A ordinary shares, par value $0.0001 per share, and 6,852,539 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FINTECH EVOLUTION ACQUISITION GROUP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(As audited)
ASSETS
Current assets:
Cash	$347,616	$525,017
Short-term prepaid expenses	315,833	288,767
Total Current Assets	663,449	813,784

Long-term prepaid expenses	—	45,833
Cash and marketable securities held in Trust Account	274,138,670	274,212,751
TOTAL ASSETS	$274,802,119	$275,072,368

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (See Note 3 – Reclassification)	$46,126	$796,677
Due to Sponsor	279	—
Advances from related party	216,605	185,457
Total Current Liabilities	263,010	982,134

Deferred legal fee (See Note 3 – Reclassification)	761,882	—
Deferred underwriting fee payable	9,593,555	9,593,555
Warrant liabilities	3,065,956	8,524,724
TOTAL LIABILITIES	13,684,403	19,100,413

Commitments and Contingencies (See Note 7)

Class A ordinary shares subject to possible redemption, 27,410,158 shares at redemption value at March 31, 2022 and December 31, 2021	274,101,580	274,212,751

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; none issued or outstanding (excluding 27,410,158 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 shares issued and outstanding at March 31, 2022 and December 31, 2021	685	685
Additional paid-in capital	—	—
Accumulated deficit	(12,984,549)	(18,241,481)
Total Shareholders’ Deficit	(12,983,864)	(18,240,796)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$274,802,119	$275,072,368

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Operating and formation costs	$238,926	$88,123
Loss from operations	(238,926)	(88,123)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	77,103	8,015
Change in fair value of warrant liabilities	5,458,768	1,645,089
Transaction costs allocable to warrant liabilities	—	(547,945)
Unrealized (loss) gain on marketable securities held in Trust Account	(151,184)	20,912
Other income, net	5,384,687	1,126,071

Net income	$5,145,761	$1,037,948

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,410,158	11,796,940
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.15	$0.06
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,852,539	6,270,000	1
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.15	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

[1]	Basic and diluted weighted average shares as of March 31, 2021 includes the weighted average share of 852,539 founder shares after the forfeiture of 47,461 founder shares as a result of the underwriters’ partial exercise of the overallotment option on March 10, 2021 (Note 6).

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,852,539	$685	$—	$(18,241,481)	$(18,240,796)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	111,171	111,171

Net income	—	—	—	—	—	5,145,761	5,145,761

Balance — March 31, 2022	—	$—	6,852,539	$685	$—	$(12,984,549)	$(12,983,864)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(7,644)	$17,356

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	(1,869,882)	(22,659,916)	(24,529,798)

Cash paid in excess of fair value for private warrants	—	—	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	—	—	(47,461)	(5)	5	—	—

Net income	—	—	—	—	—	1,037,948	1,037,948

Balance — March 31, 2021	—	$—	6,852,539	$685	$—	$(21,629,612)	$(21,628,927)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,145,761	$1,037,948
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(77,103)	(8,015)
Change in fair value of warrant liabilities	(5,458,768)	(1,645,089)
Transaction costs allocable to warrant liabilities	—	547,945
Unrealized loss (gain) on cash and marketable securities held in Trust Account	151,184	(20,912)
Changes in operating assets and liabilities:
Prepaid expenses	18,767	(548,350)
Advances from related party	31,148	—
Accounts payable and accrued expenses	11,331	32,396
Due to Sponsor	279	—
Net cash used in operating activities	$(177,401)	$(604,077)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$—	$(274,101,580)
Net cash used in investing activities	$—	$(274,101,580)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$268,619,548
Proceeds from sale of Private Placement Warrants	—	7,482,032
Proceeds from promissory note – related party	—	147,768
Repayment of promissory note – related party	—	(185,268)
Payment of offering costs	—	(380,285)
Net cash provided by financing activities	$—	$275,683,795

Net Change in Cash	$(177,401)	$978,138
Cash – Beginning of period	525,017	—
Cash – End of period	$347,616	$978,138

Non-Cash investing and financing activities:
Re-measurement for Class A ordinary shares to redemption amount	$111,171	$24,529,798
Deferred underwriting fee payable	$—	$9,593,555
Offering costs included in accrued offering costs	$—	$35,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Liquidity and Going Concern

At March 31, 2022, the Company had $347,616 in its operating bank accounts, $274,138,670 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith, and working capital of $400,439. At March 31, 2022, the decrease in the Trust Account from December 31, 2021 of $74,081 was attributed to interest income of $77,103 and an unrealized loss of $151,184. The change in the carrying value of the redeemable Class A ordinary shares as of March 31, 2022 is due to the permitted withdrawal of up to $100,000 in interest income earned on the Trust Account to be allocated to cover dissolution expenses should the Company be forced to liquidate.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of March 31, 2022, management identified an error made in its historical financial statements where, the calculation of the weighting factor for the weighted average number of shares as of March 31, 2021, was incorrect. The Company revised its weighted average shares outstanding of Class A ordinary shares and subsequently its net income per share per the Condensed Statement of Operations as of March 31, 2021.

The impact of the revision on the Company’s condensed financial statements is reflected in the following table:

	As Previously Reported	As Restated
	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,410,158	11,796,940
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.03	$0.06
Basic and diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	6,270,000	6,270,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.03	$0.06

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including legal fees of $761,882 that are contingent upon the consummation of a business combination. These fees were reclassified out of accrued expenses and accounts payable and included within deferred legal fees on the condensed balance sheet as of March 31, 2022. The reclassification had no effect on the previously reported total assets, total liabilities, stockholders’ equity, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of twelve months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Warrants are accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model and are valued using this same approach for each subsequent reporting date. The Public Warrants were initially valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the market traded close price of the Public Warrant price was used as the fair value as of each relevant date.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares due to interest earned on the Trust Account resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$274,101,580
Less:
Proceeds allocated to Public Warrants	$(9,502,188)
Class A ordinary shares issuance costs	(14,998,683)
Plus:
Re-measurement of carrying value to redemption value	$24,612,042
Class A ordinary shares subject to possible redemption – December 31, 2021	$274,212,751
Plus:
Re-measurement of carrying value to redemption value	$(111,171)
Class A ordinary shares subject to possible redemption – March 31, 2022	$274,101,580

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,116,609	$1,029,152	$677,736	$360,212
Denominator:
Basic and diluted weighted average shares outstanding	27,410,158	6,852,539	11,796,940	6,270,000
Basic and diluted net income per ordinary share	$0.15	$0.15	$0.06	$0.06

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

The grant of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

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
MARCH 31, 2022
(Unaudited)

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. At March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, there are no amounts outstanding under the Working Capital Loans.

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $216,605 and $185,457 as of March 31, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

A deposit of $279 was made to the operating account of the Company for a refund stemming from an overpayment of the Delaware franchise tax for 2021. The amount was booked to the Due to Sponsor account as this refund should have been deposited to the Sponsor’s operating account.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 27,410,158 Class A ordinary shares issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,852,539, Class B ordinary shares issued and outstanding.

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

NOTE 9.  WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, there are 9,136,719 Public Warrants and 4,988,022 Private Placement Warrants outstanding.

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
MARCH 31, 2022
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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 10.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$274,138,670	$274,212,751

Liabilities:
Warrant liabilities – Public Warrants	1	$1,918,711	$5,482,031
Warrant liabilities – Private Placement Warrants	3	1,147,245	3,042,693

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model at each reporting period, and which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation was initially used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the market traded price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs for the Warrants were as follows:

	March 31, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Market price of public shares	$9.80	$9.72
Risk-free rate	2.62%	1.36%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	4.0%	11.5%
Years to expiration	5.00	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$3,042,693	$—	$3,042,693

Change in fair value	(1,895,448)	—	(1,895,448)

Fair value as of March 31, 2022	$1,147,245	$—	$1,147,245

There were no transfers to/from Levels 1, 2 and 3 during the three months ended March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to , FinTech Evolution Acquisition Group. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Fintech Evolution Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were related to our formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,145,761, which consists of the change in fair value of warrant liabilities of $5,458,768 and interest earned on cash and marketable securities held in Trust Account of $77,103, offset by formation and operating costs of $238,926 and unrealized loss on cash and marketable securities held in Trust Account of $151,184.

For the three months ended March 31, 2021, we had net income of $1,037,948, which consists of the change in fair value of warrant liabilities of $1,645,089, an unrealized gain on cash and marketable securities held in Trust Account of $20,912 and interest earned on cash and marketable securities held in Trust Account of $8,015, offset by formation and operating costs of $88,123, and transaction costs allocable to warrant liabilities of $547,945.

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

For the three months ended March 31, 2022, cash used in operating activities was $177,401. Net income of $5,145,761 was affected by interest earned and an unrealized loss on cash and marketable securities held in the Trust Account of $77,103 and $151,184, respectively, a change in fair value of warrant liabilities of $5,458,768. Changes in operating assets and liabilities provided $61,525 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $604,077. Net income of $1,037,948 was affected by interest earned and an unrealized gain on cash and marketable securities held in the Trust Account of $8,015 and $20,912, respectively, a change in fair value of warrant liabilities of $1,645,089 and transaction costs allocable to warrant liabilities of $547,945. Changes in operating assets and liabilities used $515,954 of cash for operating activities.

At March 31, 2022, we had marketable securities held in the Trust Account of $274,138,670 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. The change in the carrying value of the redeemable Class A ordinary shares as of March 31, 2022 is due to the permitted withdrawal of up to $100,000 in interest income earned on the Trust Account to be allocated to cover dissolution expenses should the Company be forced to liquidate. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash held outside the Trust Account of $347,616. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model at each reporting date, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation was initially used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per common share. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 15, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in the sale of an additional 3,410,158 Units for gross proceeds of $34,101,580. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 454,688 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $682,032. A total of $34,101,580 was deposited into the Trust Account.

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

FINTECH EVOLUTION ACQUISITION GROUP

Date: May 16, 2022	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Michael Latham
	Name:	Michael Latham
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)