Form 10-Q
period 2022-06-30
FinTech Evolution Acquisition Group
filed 2022-08-04
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2022, there were 27,410,158 Class A ordinary shares, par value $0.0001 per share, and 6,852,539 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FINTECH EVOLUTION ACQUISITION GROUP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$203,485	$525,017
Short-term prepaid expenses	230,833	288,767
Total Current Assets	434,318	813,784

Long-term prepaid expenses	—	45,833
Cash and marketable securities held in Trust Account	274,507,422	274,212,751
TOTAL ASSETS	$274,941,740	$275,072,368

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (See Note 3 – Reclassification)	$2,494	$34,795
Advances from related party	262,709	185,457
Total Current Liabilities	265,203	220,252

Deferred legal fee (See Note 3 – Reclassification)	809,075	761,882
Deferred underwriting fee payable	9,593,555	9,593,555
Warrant liabilities	1,281,114	8,524,724
TOTAL LIABILITIES	11,948,947	19,100,413

Commitments and Contingencies (See Note 7)

Class A ordinary shares subject to possible redemption, 27,410,158 shares at redemption value at June 30, 2022 and December 31, 2021	274,507,422	274,212,751

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; none issued or outstanding (excluding 27,410,158 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 shares issued and outstanding at June 30, 2022 and December 31, 2021	685	685
Additional paid-in capital	—	—
Accumulated deficit	(11,515,314)	(18,241,481)
Total Shareholders’ Deficit	(11,514,629)	(18,240,796)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$274,941,740	$275,072,368

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating and formation costs	$278,517	$386,968	$517,443	$475,091
Loss from operations	(278,517)	(386,968)	(517,443)	(475,091)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	207,061	27,288	284,164	35,303
Change in fair value of warrant liabilities	1,784,842	(1,185,966)	7,243,610	459,123
Transaction costs allocable to warrant liabilities	—	—	—	(547,945)
Unrealized gain (loss) on marketable securities held in Trust Account	161,691	(28,949)	10,507	(8,037)
Other income (expense), net	2,153,594	(1,187,627)	7,538,281	(61,556)

Net income (loss)	$1,875,077	$(1,574,595)	$7,020,838	$(536,647)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,410,158	27,410,158	27,410,158	17,756,562
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.05	$(0.05)	$0.20	$(0.02)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,852,539	6,900,000	6,852,539	6,586,740
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.05	$(0.05)	$0.20	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,852,539	$685	$—	$(18,241,481)	$(18,240,796)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	111,171	111,171

Net income	—	—	—	—	—	5,145,761	5,145,761

Balance — March 31, 2022	—	—	6,852,539	685	$—	(12,984,549)	(12,983,864)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(405,842)	(405,842)

Net income	—	—	—	—	—	1,875,077	1,875,077

Balance — June 30, 2022	—	$—	6,852,539	$685	$—	$(11,515,314)	$(11,514,629)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(7,644)	$17,356

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	(1,869,882)	(22,659,916)	(24,529,798)

Cash paid in excess of fair value for private warrants	—	—	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	—	—	(47,461)	(5)	5	—	—

Net income	—	—	—	—	—	1,037,948	1,037,948

Balance — March 31, 2021	—	—	6,852,539	685	—	(21,629,612)	(21,628,927)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	1,661	1,661

Net loss	—	—	—	—	—	(1,574,595)	(1,574,595)

Balance — June 30, 2021	—	$—	6,852,539	$685	$—	$(23,202,546)	$(23,201,861)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,020,838	$(536,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(284,164)	(35,303)
Change in fair value of warrant liabilities	(7,243,610)	(459,123)
Transaction costs allocable to warrant liabilities	—	547,945
Unrealized gain on cash and marketable securities held in Trust Account	(10,507)	8,037
Changes in operating assets and liabilities:
Prepaid expenses	103,767	(477,100)
Advances from related party	77,252	—
Accounts payable and accrued expenses	14,892	299,817
Net cash used in operating activities	$(321,532)	$(652,374)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$—	$(274,101,580)
Net cash used in investing activities	$—	$(274,101,580)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$268,619,548
Proceeds from sale of Private Placement Warrants	—	7,482,032
Proceeds from promissory note – related party	—	147,768
Repayment of promissory note – related party	—	(185,268)
Payment of offering costs	—	(411,185)
Net cash provided by financing activities	$—	$275,652,895

Net Change in Cash	$(321,532)	$898,941
Cash – Beginning of period	525,017	—
Cash – End of period	$203,485	$898,941

Non-Cash investing and financing activities:
Re-measurement for Class A ordinary shares to redemption amount	$294,671	$1,661
Deferred underwriting fee payable	$—	$9,593,555
Initial classification of Class A ordinary shares subject to possible redemption	$—	$274,101,580
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

If the Company seeks shareholder approval in connection with a Business Combination, it will complete the Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“the SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon the consummation of a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Liquidity and Going Concern

At June 30, 2022, the Company had $203,485 in its operating bank accounts, $274,507,422 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith, and working capital of $169,115. At June 30, 2022, the increase in the Trust Account from December 31, 2021 of $294,671 was attributed to interest income of $284,164 and an unrealized gain of $10,507. The change in the carrying value of the redeemable Class A ordinary shares as of June 30, 2022 is due to the permitted withdrawal of up to $100,000 in interest income earned on the Trust Account to be allocated to cover dissolution expenses should the Company be forced to liquidate.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses or liquidation. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of June 30, 2022, management identified an error made in its historical financial statements where, the calculation of the weighted average number of shares as of June 30, 2021, was incorrect. The Company revised its weighted average shares outstanding of Class A ordinary shares per the Condensed Statement of Operations as of June 30, 2021.

The impact of the revision on the Company’s condensed financial statements is reflected in the following table:

	For the Six Months Ended
	June 30, 2021
	As Previously Reported	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,410,158	17,756,562
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	6,585,740	6,586,740
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.02)	$(0.02)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including legal fees of $761,882 that are contingent upon the consummation of a business combination. These fees were reclassified out of accrued expenses and accounts payable and included within deferred legal fees on the condensed balance sheet as of December 31, 2021. The reclassification had no effect on the previously reported total assets, total liabilities, shareholders’ equity, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of twelve months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 5) and Private Placement Warrants (together with the Public Warrants, the “Warrants”)as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model and are valued using this same approach for each subsequent reporting date. The Public Warrants were initially valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the market traded close price of the Public Warrant price was used as the fair value as of each relevant date.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$274,101,580
Less:
Proceeds allocated to Public Warrants	$(9,502,188)
Class A ordinary shares issuance costs	(14,998,683)
Plus:
Re-measurement of carrying value to redemption value	$24,612,042
Class A ordinary shares subject to possible redemption – December 31, 2021	$274,212,751
Plus:
Re-measurement of carrying value to redemption value	$294,671
Class A ordinary shares subject to possible redemption – June 30, 2022	$274,507,422

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,500,062	$375,015	$(1,257,934)	(316,661)	$5,616,670	$1,404,168	$(391,443)	$(145,204)
Denominator:
Basic and diluted weighted average shares outstanding	27,410,158	6,852,539	27,410,158	6,900,000	27,410,158	6,852,539	17,756,562	6,586,740
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.05)	(0.05)	$0.20	$0.20	$(0.02)	$(0.02)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11).

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

The grant of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,410,158 Units, inclusive of 3,410,158 Units sold to the underwriters on March 10, 2021 upon the underwriter’s election to partially exercise their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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
JUNE 30, 2022
(Unaudited)

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. At June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, there are no amounts outstanding under the Working Capital Loans.

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $262,709 and $185,457 as of June 30, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

A deposit of $279 was made to the operating account of the Company for a refund stemming from an overpayment of the Delaware franchise tax for 2021. The amount was booked to the due to sponsor account as this refund should have been deposited to the sponsor’s operating account. As of June 30, 2022, the amount in the due to sponsor account was aggregated into the advances from related party account.

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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 27,410,158 Class A ordinary shares issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,852,539, Class B ordinary shares issued and outstanding.

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

NOTE 9.  WARRANT LIABILITIES

At June 30, 2022 and December 31, 2021, there are 9,136,719 Public Warrants and 4,988,022 Private Placement Warrants outstanding.

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
JUNE 30, 2022
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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 10.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$274,507,422	$274,212,751

Liabilities:
Warrant liabilities – Public Warrants	1	$828,700	$5,482,031
Warrant liabilities – Private Placement Warrants	3	452,414	3,042,693

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The key inputs for the Warrants were as follows:

	June 30, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Market price of public shares	$9.80	$9.72
Risk-free rate	3.47%	1.36%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.00%	11.5%
Years to expiration	5.00	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$3,042,693

Change in fair value	(1,895,448)

Fair value as of March 31, 2022	$1,147,245

Change in fair value	(694,831)

Fair value as of June 30, 2022	$452,414

There were no transfers to/from Levels 1, 2 and 3 during the three and six months ended June 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to , FinTech Evolution Acquisition Group. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Fintech Evolution Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were related to our formation, the Initial Public Offering, which is described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,875,077, which consists of the change in fair value of warrant liabilities of $1,784,842, interest earned on cash and marketable securities held in Trust Account of $207,061 and unrealized loss on cash and marketable securities held in Trust Account of $161,691, offset by formation and operating costs of $278,517.

For the six months ended June 30, 2022, we had net income of $7,020,838, which consists of the change in fair value of warrant liabilities of $7,243,610, interest earned on cash and marketable securities held in Trust Account of $284,164 and unrealized loss on cash and marketable securities held in Trust Account of $10,507, offset by formation and operating costs of $517,443.

For the three months ended June 30, 2021, we had net loss of $1,574,595, which consists of formation and operating costs of $386,968, the change in fair value of warrant liabilities of $1,185,966, and an unrealized loss on cash and marketable securities held in Trust Account of $28,949, offset by interest earned on cash and marketable securities held in Trust Account of $27,288.

For the six months ended June 30, 2021, we had net loss of $536,647, which consists of formation and operating costs of $475,091, an unrealized loss on cash and marketable securities held in Trust Account of $8,037 and transaction costs allocable to warrant liabilities of $547,945, offset by interest earned on cash and marketable securities held in Trust Account of $35,303 and change in fair value of warrant liabilities of $459,123.

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

For the six months ended June 30, 2022, cash used in operating activities was $321,532. Net income of $7,020,838 was affected by interest earned and an unrealized gain on cash and marketable securities held in the Trust Account of $284,164 and $10,507, respectively, a change in fair value of warrant liabilities of $7,243,610. Changes in operating assets and liabilities provided $195,911 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $652,374. Net loss of $536,647 was affected by interest earned and an unrealized loss on cash and marketable securities held in the Trust Account of $35,303 and $8,037, respectively, a change in fair value of warrant liabilities of $459,123 and transaction costs allocable to warrant liabilities of $547,945. Changes in operating assets and liabilities used $177,283 of cash for operating activities.

At June 30, 2022, we had marketable securities held in the Trust Account of $274,507,422 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. The change in the carrying value of the redeemable Class A ordinary shares as of June 30, 2022 is due to the permitted withdrawal of up to $100,000 in interest income earned on the Trust Account to be allocated to cover dissolution expenses should the Company be forced to liquidate. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash held outside the Trust Account of $203,485. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the condensed financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings (losses) of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 15, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the Initial Public Offering; (ii) Annual Report on Form 10-K for the year ended December 31, 2021; and (iii) quarterly reports on Form 10-Q for the quarters ended March 31, 2021, September 30, 2021, and March 31, 2022, respectively, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that may not have entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company (the "CST”), the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization, or NATO, deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the factors described above, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 24,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $240,000,000. UBS Investment Bank acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252969). The SEC declared the registration statements effective on March 1, 2021.

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

FINTECH EVOLUTION ACQUISITION GROUP

Date: August 4, 2022	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Michael Latham
	Name:	Michael Latham
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)