Form 10-Q
period 2022-09-30
FinTech Evolution Acquisition Group
filed 2022-11-10
CIK 1839569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, there were 27,410,158 Class A ordinary shares, par value $0.0001 per share, and 6,852,539 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FINTECH EVOLUTION ACQUISITION GROUP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$120,354	$525,017
Short-term prepaid expenses	138,333	288,767
Total Current Assets	258,687	813,784

Long-term prepaid expenses	—	45,833
Cash and marketable securities held in Trust Account	275,925,727	274,212,751
TOTAL ASSETS	$276,184,414	$275,072,368

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,498	$34,795
Advances from related party	277,984	185,457
Total Current Liabilities	280,482	220,252

Deferred legal fee	1,074,028	761,882
Deferred underwriting fee payable	9,593,555	9,593,555
Warrant liabilities	1,381,399	8,524,724
TOTAL LIABILITIES	12,329,464	19,100,413

Commitments and Contingencies (See Note 6)

Class A ordinary shares subject to possible redemption, 27,410,158 shares at redemption value at September 30, 2022 and December 31, 2021	275,925,727	274,212,751

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; none issued or outstanding (excluding 27,410,158 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,852,539 shares issued and outstanding at September 30, 2022 and December 31, 2021	685	685
Additional paid-in capital	—	—
Accumulated deficit	(12,071,462)	(18,241,481)
Total Shareholders’ Deficit	(12,070,777)	(18,240,796)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$276,184,414	$275,072,368

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$455,863	$598,653	$973,306	$1,073,744
Loss from operations	(455,863)	(598,653)	(973,306)	(1,073,744)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,395,517	23,188	1,679,681	58,491
Change in fair value of warrant liabilities	(100,285)	3,919,068	7,143,325	4,378,191
Transaction costs allocable to warrant liabilities	—	—	—	(547,945)
Unrealized gain on marketable securities held in Trust Account	22,788	13,819	33,295	5,782
Other income, net	1,318,020	3,956,075	8,856,301	3,894,519

Net income	$862,157	$3,357,422	$7,882,995	$2,820,775

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,410,158	27,410,158	27,410,158	21,009,788
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.03	$0.10	$0.23	$0.10
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,852,539	6,852,539	6,852,539	6,655,799
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.03	$0.10	$0.23	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,852,539	$685	$—	$(18,241,481)	$(18,240,796)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	111,171	111,171

Net income	—	—	—	—	—	5,145,761	5,145,761

Balance — March 31, 2022	—	—	6,852,539	685	—	(12,984,549)	(12,983,864)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(405,842)	(405,842)

Net income	—	—	—	—	—	1,875,077	1,875,077

Balance — June 30, 2022	—	—	6,852,539	685	—	(11,515,314)	(11,514,629)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,418,305)	(1,418,305)

Net income	—	—	—	—	—	862,157	862,157

Balance — September 30, 2022	—	$—	6,852,539	$685	$—	$(12,071,462)	$(12,070,777)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$24,310	$(7,644)	$17,356

Accretion for Class A ordinary shares to redemption amount	—	—	(1,869,882)	(22,659,916)	(24,529,798)

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,845,567	—	1,845,567

Forfeiture of Founder Shares	(47,461)	(5)	5	—	—

Net income	—	—	—	1,037,948	1,037,948

Balance — March 31, 2021	6,852,539	685	—	(21,629,612)	(21,628,927)

Accretion for Class A ordinary shares to redemption amount	—	—	—	1,661	1,661

Net loss	—	—	—	(1,574,595)	(1,574,595)

Balance — June 30, 2021	6,852,539	$685	$—	$(23,202,546)	$(23,201,861)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(37,007)	(37,007)

Net income	—	—	—	3,357,422	3,357,422

Balance — September 30, 2021 (unaudited)	6,852,539	$685	$—	$(19,882,131)	$(19,881,446)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,882,995	$2,820,775
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,679,681)	(58,491)
Change in fair value of warrant liabilities	(7,143,325)	(4,378,191)
Transaction costs allocable to warrant liabilities	—	547,945
Unrealized gain on cash and marketable securities held in Trust Account	(33,295)	(5,782)
Changes in operating assets and liabilities:
Prepaid expenses	196,267	(409,850)
Advances from related party	92,527	—
Accounts payable and accrued expenses	279,849	759,043
Net cash used in operating activities	(404,663)	(724,551)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(274,101,580)
Net cash used in investing activities	—	(274,101,580)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	268,619,548
Proceeds from sale of Private Placement Warrants	—	7,482,032
Proceeds from promissory note – related party	—	147,768
Repayment of promissory note – related party	—	(185,268)
Payment of offering costs	—	(416,185)
Net cash provided by financing activities	—	275,647,895

Net Change in Cash	(404,663)	821,764
Cash – Beginning of period	525,017	—
Cash – End of period	$120,354	821,764

Non-Cash investing and financing activities:
Re-measurement for Class A ordinary shares to redemption amount	$1,712,976	$—
Deferred underwriting fee payable	$—	$9,593,555
Initial classification of Class A ordinary shares subject to possible redemption	$—	$274,101,580
Change in value of Class A ordinary share subject to possible redemption	$—	$64,273

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH EVOLUTION ACQUISITION GROUP

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account.

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
SEPTEMBER 30, 2022
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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Liquidity and Going Concern

At September 30, 2022, the Company had $120,354 in its operating bank accounts, $275,925,727 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith, and working capital deficit of $21,795. At September 30, 2022, the increase in the Trust Account from December 31, 2021 of $1,712,976 was attributed to interest income of $1,679,681 and an unrealized gain of $33,295. The change in the carrying value of the redeemable Class A ordinary shares as of September 30, 2022 is due to the permitted withdrawal of up to $100,000 in interest income earned on the Trust Account to be allocated to cover dissolution expenses should the Company be forced to liquidate.

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
SEPTEMBER 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022, which contained the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
SEPTEMBER 30, 2022
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of twelve months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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
SEPTEMBER 30, 2022
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$274,101,580
Less:
Proceeds allocated to Public Warrants	(9,502,188)
Class A ordinary shares issuance costs	(14,998,683)
Plus:
Re-measurement of carrying value to redemption value	24,612,042
Class A ordinary shares subject to possible redemption – December 31, 2021	274,212,751
Plus:
Re-measurement of carrying value to redemption value	1,712,976
Class A ordinary shares subject to possible redemption – September 30, 2022	$275,925,727

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$689,726	$172,431	$2,685,938	671,484	$6,306,396	$1,576,599	$2,142,152	$678,623
Denominator:
Basic and diluted weighted average shares outstanding	27,410,158	6,852,539	27,410,158	6,852,539	27,410,158	6,852,539	21,009,788	6,655,799
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.10	$0.10	$0.23	$0.23	$0.10	$0.10

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

The grant of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (i) the consummation of the Initial Public Offering. At September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, there are no amounts outstanding under the Working Capital Loans.

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $277,984 and $185,457 as of September 30, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

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
SEPTEMBER 30, 2022
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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,410,158 Class A ordinary shares issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,852,539, Class B ordinary shares issued and outstanding.

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

NOTE 8.  WARRANT LIABILITIES

At September 30, 2022 and December 31, 2021, there are 9,136,719 Public Warrants and 4,988,022 Private Placement Warrants outstanding.

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
SEPTEMBER 30, 2022
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

FINTECH EVOLUTION ACQUISITION GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$275,925,727	$274,212,751

Liabilities:
Warrant liabilities – Public Warrants	1	$893,571	$5,482,031
Warrant liabilities – Private Placement Warrants	3	487,828	3,042,693

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

The key inputs for the Warrants were as follows:

	September 30, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Market price of public shares	$9.92	$9.72
Risk-free rate	4.89%	1.36%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.01%	11.5%
Years to expiration	5.00	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$3,042,693

Change in fair value	(1,895,448)

Fair value as of March 31, 2022	1,147,245

Change in fair value	(694,831)

Fair value as of June 30, 2022	452,414

Change in fair value	35,414

Fair value as of September 30, 2022	$487,828

There were no transfers to/from Levels 1, 2 and 3 during the three and nine months ended September 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to, FinTech Evolution Acquisition Group. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Fintech Evolution Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were related to our formation, the Initial Public Offering, which is described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $862,157, which consists of interest earned on cash and marketable securities held in Trust Account of $1,395,517 and unrealized gain on cash and marketable securities held in Trust Account of $22,788, offset by operating costs of $455,863 and a change in the fair value of warrant liabilities of $100,285.

For the nine months ended September 30, 2022, we had net income of $7,882,995, which consists of the change in fair value of warrant liabilities of $7,143,325, interest earned on cash and marketable securities held in Trust Account of $1,679,681 and unrealized gain on cash and marketable securities held in Trust Account of $33,295, offset by operating costs of $973,306.

For the three months ended September 30, 2021, we had net income of $3,357,422, which consists of the change in fair value of warrant liabilities of $3,919,068, and an unrealized loss on cash and marketable securities held in Trust Account of $13,819, and interest earned on cash and marketable securities held in Trust Account of $23,188, offset by operating costs of $598,653.

For the nine months ended September 30, 2021, we had net income of $2,820,775, which consists of the change in fair value of warrant liabilities of $4,378,191, interest earned on cash and marketable securities held in Trust Account of $58,491 and an unrealized gain on cash and marketable securities held in Trust Account of $5,782, offset by transaction costs allocable to warrant liabilities of $547,945 and operating costs of $1,073,744.

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

For the nine months ended September 30, 2022, cash used in operating activities was $404,663. Net income of $7,882,995 was affected by interest earned and an unrealized gain on cash and marketable securities held in the Trust Account of $1,679,681 and $33,295, respectively and a change in fair value of warrant liabilities of $7,143,325. Changes in operating assets and liabilities provided $568,643 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $724,551. Net income of $2,820,775 was affected by interest earned and an unrealized loss on cash and marketable securities held in the Trust Account of $58,491 and $5,782, respectively, a change in fair value of warrant liabilities of $4,378,191 and transaction costs allocable to warrant liabilities of $547,945. Changes in operating assets and liabilities used $349,193 of cash for operating activities.

At September 30, 2022, we had marketable securities held in the Trust Account of $275,925,727 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. The change in the carrying value of the redeemable Class A ordinary shares as of September 30, 2022 is due to the permitted withdrawal of up to $100,000 in interest income earned on the Trust Account to be allocated to cover dissolution expenses should the Company be forced to liquidate. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash held outside the Trust Account of $120,354. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,124,741 Class A ordinary shares in the aggregate. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete and initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the Initial Public Offering; (ii) Annual Report on Form 10-K for the year ended December 31, 2021; and (iii) quarterly reports on Form 10-Q for the quarters ended March 31, 2021, September 30, 2021, March 31, 2022, and June 30, 2022, respectively, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH EVOLUTION ACQUISITION GROUP

Date: November 9, 2022	By:	/s/ Rohit Bhagat
	Name:	Rohit Bhagat
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Michael Latham
	Name:	Michael Latham
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)